Form 10-Q
period 1994-07-02
SAVIN CORP
filed 1994-08-16
CIK 276894

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC.  20549
                                     FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     of the SECURITIES EXCHANGE ACT of 1934
                        For the Quarter Ended July 2, 1994


                            Commission file No. 1-7786



                                 SAVIN CORPORATION
             (Exact name of  registrant  as  specified  in  its charter)

               DELAWARE                                  13-2949772
        (State of incorporation)                      (I.R.S. Employer
                                                      Identification No.)

           9 WEST BROAD STREET
               STAMFORD,CT                                   06904
          (Address of principal                            (Zip Code)
            executive offices)

       Registrant's telephone number, including area code: 203-967-5000
       ---------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report).

       Indicate by check mark whether  the  registrant  (1)  has  filed  all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for at least the
       past 90 days.  Yes  x   No

                           APPLICABLE ONLY TO ISSUERS INVOLVED
                            IN BANKRUPTCY PROCEEDINGS DURING
                                THE PRECEDING FIVE YEARS:

       Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X. No...


       The number of shares outstanding of registrant's  Common  Stock,  par value $.001 per share at August 5, 1994....................3,833,482

                                                                FORM 10-Q


                       SAVIN CORPORATION AND SUBSIDIARIES

                                ______________

                                    INDEX


  PART I.  FINANCIAL INFORMATION                                          PAGE
           Consolidated Condensed Financial Statements:
              Consolidated Balance Sheets, July 2, 1994
                and January 1, 1994                                         3-4

              Consolidated Statements of Operations:
                Quarter ended July 2, 1994 and
                July 3, 1993                                                  5

                Six Months ended July 2, 1994 and
                July 3, 1993                                                  6

              Consolidated Statements of Shareholders'
                Equity (Deficiency):
                  Six Months ended July 2, 1994 and
                  July 3, 1993                                                7

              Consolidated Statements of Cash Flows:
                Six Months ended July 2, 1994 and
                July 3, 1993                                                  8

              Notes to Consolidated Condensed Financial
                Statements                                                  9-13

           Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          14-19


  PART II. OTHER INFORMATION

           Exhibits and Reports on Form 8-K                                  20


  SIGNATURES                                                                 21


                                                                     FORM 10-Q

                        PART I - FINANCIAL INFORMATION
              Item 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS:

                       SAVIN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           (in thousands of dollars)


                                                     JULY 2,    JANUARY 1,
                                                      1994         1994
                                                   -----------  ----------
                                                   (Unaudited)
  ASSETS
  Current assets:
    Cash                                            $ 6,065     $ 10,650
    Accounts receivable, trade (net of
      allowances of $4,693 at July 2,
      1994 and $5,692 at January 1, 1994)            23,639       19,665
    Other receivables (net of allowances of
      $2,521 at July 2, 1994 and $2,930
      at January 1, 1994)                             1,047          882
    Inventories (Note 2)                             15,178       22,383
    Other current assets                              3,357        3,542
    Deferred tax asset (Note 7)                       2,512        3,055
                                                    -------      -------
         Total current assets                        51,798       60,177
                                                    -------      -------

  Property, plant and equipment (Note 3):
    Rental machines                                   4,170        3,693
      Less accumulated depreciation                    (818)        (504)
                                                    -------      -------
                                                      3,352        3,189
                                                    -------      -------
    Other                                             4,166        3,368
      Less accumulated depreciation                    (542)        (271)
                                                    -------      -------
                                                      3,624        3,097
                                                    -------      -------
         Property, plant and equipment, net           6,976        6,286
                                                    -------      -------
  Deferred tax asset (Note 7)                         8,435        9,432
                                                    -------      -------
  Reorganization value in excess of amounts
    allocable to identifiable assets (Note 1)         9,162        9,395
                                                    -------      -------
  Other assets                                          111          230
                                                    -------      -------
         Total assets                               $76,482     $ 85,520
                                                    -------      -------
                                                    -------      -------

          See notes  to consolidated condensed financial statements.

                                                                  FORM 10-Q

                         SAVIN CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS, continued
             (in thousands of dollars, except share per share amounts)




                                                     JULY 2,    JANUARY 1,
                                                      1994        1994
                                                   ----------- ----------
                                                   (Unaudited)
       LIABILITIES
   Current liabilities:
     Short-term borrowings (Note 4)                  $ 3,668    $   7,039
     Long-term indebtedness,  current  portion         3,166        3,023
     Accounts payable, trade                          13,206       16,641
     Accrued expenses                                 19,403       23,111
     Deferred revenue                                  5,420        5,700
     Other current liabilities                         1,190        1,237
                                                     -------      -------
             Total current liabilities                46,053       56,751
                                                     -------      -------
    Long-term indebtedness                             1,086        2,765
                                                     -------      -------
     Other non-current liabilities                     1,000        1,000
                                                     -------      -------
             Total liabilities                        48,139       60,516
                                                     -------      -------

   Commitments and contingencies (Note 5)

   SHAREHOLDERS' EQUITY

     New common stock, par value $.001 per share;
     authorized, 10,000,000 shares; issued
     3,833,482 shares (3,749,115 at January 1,
     1994) (Note 6)                                  $     4     $      4

   Additional paid-in capital                         26,697       26,256
   Accumulated earnings (deficit)                      1,642       (1,256)
                                                     -------      -------
     Total shareholders' equity                       28,343       25,004
                                                     -------      -------
          Total liabilities and shareholders'
             equity                                  $76,482     $ 85,520
                                                     -------      -------
                                                     -------      -------

       See notes to consolidated condensed financial statements.

                                                                    FORM 10-Q
                         SAVIN CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
             (in thousands of dollars, except share per share amounts)


                                                  Successor      Predecessor
                                                   Company         Company
                                                -------------   -------------
                                                Quarter Ended   Quarter Ended
                                                July 2, 1994     July 3, 1993
                                                -------------   -------------
   Revenues:
     Sales                                         $29,608         $ 31,605
     Service                                        12,435           13,547
     Rentals                                         4,190            5,976
     Finance income                                    344              301
                                                 ---------         --------
                                                    46,577           51,429
                                                 ---------         --------
   Operating costs and expenses:
     Cost of sales                                  21,688           23,148
     Cost of service                                 8,535            9,033
     Cost of rentals                                 1,945            3,384
     Selling and administrative                     12,654           11,833
     Reorganization items, net (Note 1)                 --              950
                                                 ---------         --------
                                                    44,822           48,348
                                                 ---------         --------
   Income from operations before interest
     expense, other income and income taxes          1,755            3,081

   Interest expense (1993 contractual
     interest of $2,593 (Note 1)                       367              611

   Other income, net:
     Gain on sale of assets                             --              451
     Other income, net                                  80               47
                                                 ---------         --------
   Income from operations before income
     taxes                                           1,468            2,968

   Provision for income taxes (Note 7)                 587                6
                                                 ---------         --------
   Net income                                      $   881         $  2,962
                                                 ---------         --------
                                                 ---------         --------
   Income per New Common Share                     $   .23
                                                 ---------
                                                 ---------
   Weighted average common shares
     outstanding used in computing net
     income per share                            3,795,744
                                                 ---------
                                                 ---------

   Net income per share for the Predecessor Company is not meaningful due to the cancellation of common and preferred stock, the issuance of New Common Stock and fresh start reporting.

            See notes to consolidated condensed financial statements.

                                                                    FORM 10-Q

                         SAVIN CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                 (in thousands of dollars, except per share amounts)

                                                    Successor         Predecessor
                                                     Company           Company
                                                   ------------      ------------
                                                    Six Months        Six Months
                                                      Ended             Ended
                                                   July 2, 1994      July 3, 1993
                                                   ------------      ------------
   Revenues:
     Sales                                            $62,602          $ 62,529
     Service                                           24,971            28,008
     Rentals                                            8,403            12,298
     Finance income                                       713               643
                                                      -------          --------
                                                       96,689           103,478
                                                      -------          --------
   Operating costs and expenses:
     Cost of sales                                     46,397            44,784
     Cost of service                                   17,440            18,303
     Cost of rentals                                    3,867             7,457
     Selling and administrative                        25,073            24,715
     Reorganization items, net (Note 1)                    --             1,908
                                                      -------          --------
                                                       92,777            97,167
                                                      -------          --------
   Income from operations before interest
     expense, other income, income taxes
     and extraordinary item                             3,912             6,311

   Interest expense (1993 contractual
     interest of $5,278)(Note 1)                          766             1,281

   Other income, net:
     Gain on sale of assets                                --               451
     Other income, net                                     84                62
                                                      -------          --------
   Income from operations before income
     taxes and extraordinary item                       3,230             5,543

   Provision for income taxes (Note 7)                  1,293                62
                                                      -------          --------
   Income before extraordinary item                     1,937             5,481

   Extraordinary item:
     Gain on the extinguishment of debt,
        net of taxes (Note 4)                             961                --
                                                      -------          --------
   Net income                                         $ 2,898          $  5,481
                                                      -------          --------
                                                      -------          --------
   Income per New Common Share:
     Income before extraordinary item                 $   .51
     Extraordinary item                                   .26
                                                      -------
           Income per New Common Share                $   .77
                                                      -------
                                                      -------
   Weighted average common shares
     outstanding used in computing net
     income per share                               3,779,669
                                                    ---------
                                                    ---------

 Net income per share for the Predecessor Company is not meaningful due to the cancellation of common and preferred stock, the issuance of New Common Stock and fresh start reporting.


            See notes to consolidated condensed financial statements.

                                                                      FORM 10-Q

                               SAVIN CORPORATION
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                                  (Unaudited)
                           (in thousands of dollars)

                                                        Additional Paid-In
                                  Par Value                  Capital           Accumulated       Treasury Stock
                             -------------------       -------------------       Earnings      -------------------    Total Equity
                             Preferred    Common       Preferred    Common      (Deficit)      Preferred    Common    (Deficiency)
                             ---------    ------       ---------    ------     ----------      ---------    ------    ------------
Predecessor
  Company:
Six months ended
  July 3, 1993:
     Balance at
       December
       31,
       1992............       $  --        $   3      $5,152      $202,544     $(413,364)     $  (458)    $(9,009)     $(215,132)
     Preferred
       Stock
       dividends
       in
       arrears.........                                                           (2,565)                                 (2,565)
     Issuance of
       Common Stock:
       Conversion
       of
       Preferred
       Stock...........                                                488                                                   488
     Net income........                                                            5,481                                   5,481
                             ------        ----       ------      --------     ----------     --------    --------     ----------
     Balance at
       July 3,
        1993...........       $  --        $  3       $5,152      $203,032     $(410,448)     $  (458)    $(9,009)     $(211,728)
                             ------        ----       ------      --------     ----------     --------    --------     ----------
                             ------        ----       ------      --------     ----------     --------    --------     ----------

- - ---------------------------------------------------------------------------------------------------------------------------------

Successor
  Company:
Six months ended
  July 2, 1994:
     Balance at
      January 1,
       1994............       $  --        $  4       $  --       $ 26,256     $  (1,256)     $  --       $  --        $  25,004
     Issuance of
       Common Stock:
       Claims
       Settlement......                                                441                                                   441
     Net income........                                                            2,898                                   2,898
                             ------        ----       ------      --------     ----------     --------    --------     ----------

     Balance at
      July 2,
       1994............       $  --        $  4       $ --        $ 26,697     $   1,642      $  --       $  --        $  28,343
                             ------        ----       ------      --------     ----------     --------    --------     ----------
                             ------        ----       ------      --------     ----------     --------    --------     ----------

              See notes to consolidated condensed financial statements.

                                                                     FORM 10-Q
                         SAVIN CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Increase (Decrease) in Cash
                                   (Unaudited)
                            (In thousands of dollars)

                                                      Successor     Predecessor
                                                       Company        Company
                                                    ------------    -----------
                                                      Six Months    Six Months
                                                        Ended         Ended
                                                    July 2, 1994   July 3, 1993
                                                    ------------   ------------
   Cash flows from operating activities:
     Net income                                         $2,898         $ 5,481
     Adjustments to reconcile net income
       to net cash from operating activities:
          Depreciation and amortization                  2,585           4,302
          Extraordinary gain on the forgiveness
            of debt                                       (961)             --
          Utilization of deferred tax asset              1,540              --
          Other non-cash items                             257           1,716
     Change in working capital:
       Increase in trade receivables                    (4,876)           (969)
       Decrease in SCC financing receivables               232           1,468
       Decrease in inventories                           6,593           5,504
       Decrease in accounts payable and
          accrued expenses                              (4,852)         (2,352)
       Increase in other working capital                (1,011)           (655)
                                                       ---------       --------
            Net cash provided by operating
              activities before reorganization items      2,405          14,495
    Reorganization items                                    --            (976)
                                                       ---------       --------
            Net cash provided by operating
              activities                                  2,405          13,519
                                                       ---------       --------
   Cash flows used in investing activities:
     Net acquisition of rental machines                 (1,815)            (207)
     Other investing activities                         (1,002)            (697)
                                                       ---------       --------
              Net cash used in investing activities     (2,817)            (904)
                                                       ---------       --------
   Cash flows used in financing activities:
     Net proceeds under Foothill line-of-credit          3,637               23
     Payments of short-term debt                        (6,350)              --
     Payments of long-term debt                         (1,460)          (2,888)
                                                       ---------       --------
              Net cash used in financing activities     (4,173)          (2,865)
                                                       ---------       --------
   Net change in cash                                   (4,585)           9,750

   Cash, beginning of period                            10,650           11,130
                                                       ---------       --------
   Cash, end of period                                  $6,065          $20,880
                                                       ---------       --------
                                                       ---------       --------

   Supplemental disclosures of cash flow information:
     Cash paid during the period for:
       Interest                                     $      455          $   586
       Income taxes                                         93                4

     Issuance of Common Stock                              441


              See notes to consolidated condensed financial statements.

                                                                     FORM 10-Q

                         SAVIN CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
        (in thousands of dollars, except where noted and per share amounts)




   1. On August 25, 1992, (the "Filing Date"), Savin Corporation ("Savin") and two wholly-owned subsidiaries, Classic Intersystems, Inc. and Diversified Equipment Leasing Corporation (collectively, the "Company"), each filed voluntary petitions (the "Chapter 11 Filings") for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). Savin's only other active subsidiary, Savin Credit Corporation ("SCC") was not included in the Chapter 11 Filings. On November 24, 1993, the Bankruptcy Court entered an order confirming the Amended Joint Consolidated Plan of Reorganization of the Company, (the "Plan"). The effective date of the Plan was December 14, 1993 (the "Effective Date").

       Under the Plan, as of the Effective Date, all shares of existing common stock and preferred stock, and all common stock options of the Predecessor Company (defined below) were canceled. In addition, approximately $93.7 million of prepetition debt and other obligations were extinguished in exchange for the issuance of new common stock, par value $.001 per share (the "New Common Stock") to the holders of such debt and obligations. As a result of such issuance, approximately 80 percent of the voting stock of the Successor Company (defined below) is held by a group made up of the Company's former major creditors, which include the Company's former bondholders; Credit Lyonnais Bank Nederland N.V.; HCS Technology N.V., the Company's former majority shareholder; ING Lease Structured Finance B.V., an affiliate of ING Bank N.V.; and King Holding Corporation. The Plan also provided for cash payments of approximately $8.9 million for certain secured and other obligations of the Company. As of July 2, 1994, approximately $4.3 million of such payments are outstanding and payable in installments through 1996.

       The accompanying consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and in conformity with fresh start reporting under Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," issued in November 1990 by the American Institute of Certified Public Accountants ("SOP 90-7"). For financial reporting purposes the accompanying consolidated condensed financial statements are presented as if the Plan became effective at November 28, 1993 which was in conformity with the Company's fiscal month-end, and financial statements for periods subsequent to November 27, 1993 have been designated "Successor Company". Financial statements for the periods prior to November 28, 1993 have been designated "Predecessor Company".

       Under fresh start reporting, the final consolidated balance sheet of the Predecessor Company as of November 27, 1993 became the opening consolidated balance sheet of the Successor Company and the reorganization value of the Company has been allocated to the Successor



                                       -9-
                                                                     FORM 10-Q

                         SAVIN CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
      (in thousands of dollars, except where noted and  per  share amounts)



      Company's assets on the basis of the purchase method of accounting. The portion of reorganization value not attributable to specific tangible or identifiable intangible assets of the Successor Company has been reflected as "Reorganization value in excess of amounts allocable to identifiable assets" in the accompanying consolidated balance sheets and is being amortized on a straight-line basis over a 20 year period. Since fresh start reporting has been reflected in the accompanying consolidated financial statements for the periods after November 27, 1993, such statements are not comparable in all material respects to any prior financial statements of the Predecessor Company. Accordingly, a vertical black line is shown to separate post-emergence operations from those prior to November 28, 1993.

      In accordance with SOP 90-7, the Company recorded charges for its Chapter 11 reorganization aggregating $.9 million and $1.9 million for the second quarter and first six months of 1993, respectively. These charges included professional fees incurred during 1993 offset in part by interest income earned on the Company's cash balances. Also in accordance with SOP 90-7, after the Filing Date, the Company ceased accruing interest on prepetition unsecured and undersecured indebtedness.

      The accompanying consolidated condensed financial statements include all normal and recurring adjustments necessary to present fairly the financial position of the Company at July 2, 1994 and the results of operations and cash flows for the three and six months ended July 2, 1994 and July 3, 1993.

      Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been condensed or omitted. These condensed financial statements and notes should be read in conjunction with  the  financial  statements  and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 1, 1994. The Company's fiscal year is the 52
      weeks  ending  on  the  Saturday  closest  to   December   31.    Certain
      reclassifications have been made to prior year financial statements to conform to the 1994 presentation.

   2.  Inventories consist of the following:

                                                    July 2,     January 1,
                                                     1994          1994
                                                    --------    ---------
          Office machines and accessories            $ 8,519      $11,816
          Parts, paper and supplies                    6,659       10,567
                                                     -------      -------
                                                     $15,178      $22,383
                                                     -------      -------
                                                     -------      -------

      Inventories at July 2, 1994 and January 1, 1994 are stated at fair value, generally determined to be replacement cost, to the extent that such inventory existed at November 27, 1993, or at the lower of cost or market, cost being determined by the average cost method, to the extent such inventory was purchased subsequent to November 27, 1993.

                                                                    FORM 10-Q

                             SAVIN CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
         (in thousands of dollars, except where noted and  per   share amounts)


   3.  Other property, plant and equipment consists of the following:

                                      July 2, 1994                   January 1, 1994
                                  ----------------------      ----------------------------
                                  Adjusted    Accumulated     Adjusted         Accumulated
                                    Cost     Depreciation       Cost          Depreciation
                                  -------    ------------     --------        ------------
       Rental  Machines            $4,170       $(818)        $  3,693         $   (504)
                                   ------       ------        --------         ---------
                                   ------       ------        --------         ---------
       Machinery and equipment     $   47       $ (16)        $     42         $    --
       Furniture and leasehold
         improvements               4,119        (525)           3,326             (271)
                                   ------       ------        --------         ---------
                                   $4,166       $(541)        $  3,368         $   (271)
                                   ------       ------        --------         ---------
                                   ------       ------        --------         ---------

      The net book value of rental machines was increased by $1.1 million at November 27, 1993 to estimated fair value in accordance with fresh start reporting requirements. The additional cost is being depreciated over 15 months. Also in accordance with fresh start reporting requirements, the net book value of the Company's furniture and fixtures was increased by $.8 million at November 27, 1993 to estimated fair value, and is being depreciated over a period of seven years.

  4. Upon emergence from Chapter 11 protection on December 14, 1993, Savin entered into an $18 million working capital facility (the "Foothill Facility") with Foothill Capital Corporation ("Foothill"). The Foothill Facility allows Savin to borrow funds and obtain letter of credit support based on Savin's level of qualifying accounts receivable and inventory (the "Available Collateral"). The Foothill Facility supports two standby letters of credit (the "Security Pacific L/Cs) totaling $9.0 million, which were issued during early 1992 by Security Pacific National Bank (now part of Bank of America), in favor of Ricoh corporation, Savin's primary supplier ("Ricoh"), to be used for product purchases by Savin from Ricoh. Without the Security Pacific L/Cs or an alternate financing arrangement, Ricoh may not be willing to produce and deliver products to Savin. The Security Pacific L/Cs were extended in 1994 and expire on December 9, 1994. The Company has the ability and intent to extend the Security Pacific L/Cs or to make other arrangements to satisfy Ricoh's requirements, if necessary. The Foothill Facility also supports a standby letter of credit issued by Bank of America in October 1993 and expiring in November 1994 for $215 to be used as security for the rental of a facility.

      At July 2, 1994, the maximum amount of available borrowings under the Foothill Facility based upon the Available Collateral was $14.8 million, of which $9.2 million was used to support the letters of credit. There were no outstanding cash advances and $26 of accrued fees outstanding at July 2, 1994. The interest rate per annum on the Foothill Facility is equal to the prime rate plus 2% (9.25% at July 2, 1994). The Foothill Facility was amended on March 28, 1994 as of the Effective Date, with respect to certain covenants. At July 2, 1994, the Company was in compliance with the restrictive covenants contained in the Foothill Facility, as amended.

                                                                      FORM 10-Q

                         SAVIN CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
       (in thousands of dollars, except where noted and per share amounts)



      During February 1994, SCC, a wholly-owned subsidiary not a party to the Chapter 11 Filings, entered into financing arrangements with Foothill (the "SCC Credit Facility"). Under the SCC Credit Facility, Foothill provides a secured line of credit to SCC up to a maximum of $7.0 million. Based on SCC's qualifying accounts receivable collateral at July 2, 1994 the maximum amount of available borrowings at that date was $6.0 million. The interest rate on the SCC Credit Facility is equal to the prime rate plus 2% (9.25% at July 2, 1994). At July 2, 1994, $3.6 million was outstanding under the SCC Credit Facility and SCC was in compliance with the covenants contained in the SCC Credit Facility.

      SCC entered into the SCC Credit Facility in order to repay a previous secured line of credit which had been obtained in 1989 from Atlantic Financial Federal (the "AFF Facility"). The AFF Facility had been administered by the Resolution Trust Corporation (the "RTC"), or its assignees, since December 1989, when Atlantic Financial Federal went into receivership. At January 1, 1994, $7.0 million of principal and $.9 million of accrued and unpaid interest was outstanding under the AFF Facility. In February 1994, the RTC agreed to accept, and SCC paid, $6.4 million in full satisfaction of all amounts owed to the RTC by SCC under the AFF Facility. Accordingly, SCC recorded an extraordinary gain, net of $.6 million in taxes, of $1.0 million in February 1994 on the extinguishment of the AFF Facility.

  5. Pursuant to the Bankruptcy Code, substantially all prepetition litigation against the Company was automatically stayed as a result of the Chapter 11 Filings. The Company is party to several "ordinary course of business lawsuits" which in management's opinion will not have a material adverse effect on the Company's financial position and results of operations.

  6. The Company's Second Restated Certificate of Incorporation (the "New Charter") authorizes the issuance of up to ten million shares of New
      Common Stock, par value $.001 per share. Each holder of record of New Common Stock will be entitled to one vote per share owned. There are no conversion, preemptive or other subscription rights and no redemption provisions applicable to the New Common Stock.

      The Company is in the process of distributing certificates representing the shares of New Common Stock issuable pursuant to the Plan. Holders of allowed claims as of the Effective Date are deemed to have been holders of their shares of New Common Stock as of the Effective Date.

      The issuance of shares of New Common Stock pursuant to the Plan is exempt from the registration requirements of the Securities Act of 1933, as amended, and of equivalent state securities or "blue sky" laws by reason of an exemption provided by Section 1145(a)(1) of the Bankruptcy Code.

                                                                      FORM 10-Q

                        SAVIN CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
       (in thousands of dollars, except where noted and per share amounts)




      In addition to the 3.8 million shares of New Common Stock issued pursuant to the Plan, the Company estimates that up to approximately .2 million additional shares of New Common Stock will be issued to satisfy prepetition disputed claims which will be resolved in the Bankruptcy Court.

  7. As a result of applying Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," $146 million of previously unrecorded deferred tax benefits (without regard to limitations and expirations) were recognized at January 1, 1993 as part of the cumulative effect of adopting this statement. These net deferred tax benefits were offset at that date, in their entirety, by a valuation allowance, due to the uncertainty of their realization resulting from the impact of the Chapter 11 Filings on operations.

      At November 27, 1993, as part of fresh start reporting, the Company decreased the valuation allowance by $12.5 million, based on taxable income projections over the next three years and an analysis of current and prior tax years without the impact of bankruptcy related charges and other nonrecurring items. The Company utilized $.5 million and $1.5 million of its deferred tax asset during the three and six months ended July 2, 1994, respectively, to reduce taxes otherwise payable.

      The provision for income taxes for the three and six month periods ended July 2, 1994 consists of current tax expense of $.5 million and $1.1 million, respectively for federal [alternative minimum taxes] and $.1 million and $.2 million, respectively for state income taxes. The 1993 tax provision for the comparable period consisted of current tax expense of $50 for federal alternative minimum taxes and $12 for state income taxes.

  8. On July 5, 1994, Brian L. Merriman, the President of the Company, announced his resignation for personal reasons. Mr. Merriman, who joined the Company in 1988 as Executive Vice President, Sales and Marketing, and was named President in 1990, was responsible for the Company's dealer division.

                                                                FORM 10-Q

                        SAVIN CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS




      On August 25, 1992, (the "Filing Date"), Savin Corporation ("Savin") and two wholly-owned subsidiaries, Classic Intersystems, Inc. and Diversified Equipment Leasing Corporation (collectively, the "Company"), each filed voluntary petitions (the "Chapter 11 Filings") for relief under Chapter 11 of the United States
      Bankruptcy  Code  (the  "Bankruptcy  Code")  in  the  United  States
      Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). Savin's only other active subsidiary, Savin Credit Corporation ("SCC") was not included in the Chapter 11
      Filings. On November 24, 1993, the Bankruptcy Court entered an order confirming the Amended Joint Consolidated Plan of Reorganization of the Company, (the "Plan"). The effective date of the Plan was December 14, 1993 (the "Effective Date").

      The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, and where applicable, in conformity with fresh start reporting under Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," issued in November 1990, by the American Institute of Certified Public Accountants ("SOP 90-7"). To facilitate a meaningful comparison of the Company's fiscal first quarter 1994 and 1993 operating performance, the following discussions of results of operation are presented on a traditional comparative basis for both fiscal periods. The financial statements for the two periods are not, however, comparable in all material respects due to the implementation of fresh start reporting.

      Results of Operations

      The Company reported net income of $881 and $2.9 million for the second quarter and first six months of 1994, respectively, compared to net income of $3.0 million and $5.5 million for the second quarter and first six months of 1993, respectively. Included in income for the first six months of 1994 is a nonrecurring extraordinary gain, net of income taxes, of $1 million from the extinguishment of debt. The 1993 periods include Chapter 11 reorganization related expenses of $1.0 million for the second quarter and $1.9 million for the six month period.

      Revenues

      Revenues for the second quarter and six months ended July 2, 1994 were $46.6 million and $96.7 million, respectively, compared to $51.4 million and $103.5 million for the comparable periods in 1993. The decline in revenues for both periods occurred primarily in rental and service in the Company's direct operations. Revenues from the sale of copier and facsimile equipment decreased by $.7


                                      -14-
                                                              FORM 10-Q

                         SAVIN CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      million, or 3%, during the second quarter, but was higher by $.9 million, or 2%, for the six month period, compared to the respective 1993 periods. For both periods in 1994, lower sales of equipment to direct customers were offset by higher equipment sales to dealers, compared to 1993. Revenue from supply sales decreased $1.1 million, or 10%, for the second quarter of 1994 and $.7 million, or 3%, for the first six months of 1994, compared to the same periods in 1993. The supply sales decline is largely attributable to the Company's shrinking installed base of copiers. Supply sales have also been negatively impacted by the growth of low cost alternative toner distributors.

      Service revenue decreased $1.1 million, or 8%, and $3.0 million, or 11%, for the second quarter and six month periods in 1994, respectively, compared to the same periods in 1993. The decline in both periods occurred primarily in the sale of maintenance agreements to direct customers, offset partially by increased parts sales to dealers.

      Rental revenue decreased $1.8 million, or 30%, and $3.9 million, or 32%, for the second quarter and six month periods, respectively, in 1994 compared to 1993. The Company has not been actively placing new rental copiers, except to meet certain contractual requirements, since 1991. This decline in new rental placements has resulted in a steadily dwindling base of active rental copiers, and should continue in the near term.

      Operating Costs and Expenses

      Gross profits for the second quarter and first six months of 1994 were $14.4 million and $29.0 million, respectively, compared to $15.9 million and $32.9 million, respectively, for the same periods in 1993. Gross margin percentages remained flat for the second quarter 1994 compared to 1993, and declined slightly for the comparable six month periods.

      Gross profits from the sales of copier and facsimile equipment increased by $.2 million, or 5%, for the second quarter 1994 compared to 1993, and decreased $.3 million, or 3%, for the six month period in 1994 compared to 1993. The increase in the second quarter was due mainly to increased volume in equipment sales to dealers more than offsetting the decline in equipment sales to direct customers. Gross margins declined for the six month period on equipment sales to both dealer and direct customers, as yen-denominated product costs have increased compared to 1993. The

                                                              FORM 10-Q

                         SAVIN CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      decrease experienced in margins on equipment sales to dealers is expected to continue throughout 1994, absent any pricing actions or strengthening of the U.S. dollar relative to the Japanese yen. Gross profits from the sale of supplies decreased for the second quarter and first six months of 1994 by $.6 million, or 12%, and $1.2 million, also 12%, respectively, compared to the same periods in 1993. The declines in 1994 resulted from both lower volume and a less profitable product mix compared to 1993.

      Service gross profits for the second quarter and first six months of 1994 declined $.6 million, or 14%, and $2.2 million, or 22%, respectively, compared to 1993. The decrease for both periods is primarily due to lower maintenance agreement revenue in 1994 from direct customers, which have not been fully offset by service overhead cost reductions.

      Rental gross profits decreased by $.3 million for both the second quarter and first six months of 1994 compared to the same periods in 1993. The decline in rental revenue for the two periods was largely offset by lower depreciation and commission expense in 1994, as the Company's base of active rentals continues to decline.

      Selling and administrative expense increased  $.8  million  and  $.4 million for the  second  quarter  and  first  six  months  of  1994, respectively, compared to 1993. Bad debt expense increased $.6 million and $.5 million for the second quarter and six month periods, respectively, due to higher accrual rates in 1994. Professional fee expenses increased for both 1994 periods by $.2 million, and advertising expense was higher for the second quarter and first six months of 1994 by $.1 million and $.2 million, respectively, compared to 1993. The 1994 periods also include Chapter 11-related amortization and depreciation expense of $.3 million for the second quarter and $.6 million for the first six months. Offsetting these increases for the second quarter and first six months of 1994 are lower manpower expenses ($.1 million and $.5 million, respectively) and lower freight expenses ($.1 million and $.3 million, respectively).

      Interest Expense

      Interest expense for the second quarter and first six months of 1994 decreased $.2 million and $.5 million, respectively, compared to the same periods in 1993. The decrease was mainly due to lower Foothill Capital Corporation ("Foothill") fees and the repayment of a financing agreement by the Company in December 1993.

                                                             FORM 10-Q

                         SAVIN CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Other Income

      Other income for the second quarter and first six months of 1993 includes a gain of $.5 million on the sale of an idle warehouse facility.

      Reorganization Items

      The Company recorded charges of $1.0 million and $1.9 million for the second quarter and first six months of 1993, respectively. These charges include professional fees incurred during the respective periods offset in part by interest income earned on the Company's cash balances. There were no such items in 1994.

      Extraordinary Item

      During the first six months of 1994, SCC recorded an extraordinary item for a gain on the forgiveness of debt of $1.0 million, net of taxes.

      Liquidity and Capital Resources

      Throughout 1993, the Company's short-term liquidity position had been favorably affected since cash requirements relating to the payment of principal and interest associated with long-term and short-term indebtedness and other liabilities which arose prior to the Chapter 11 Filings, were, in most cases, deferred until the Plan became effective. Offsetting these favorable impacts, however, was the payment of administrative and professional expenses incurred due to the Chapter 11 process, and the payment of certain settlements at the Effective Date.

      The Company reported a $4.6 million decrease in cash for the first six months of 1994, compared to an increase in cash of $9.8 million for the same period in 1993. Sources of cash were $6.8 million from operations adjusted for noncash activities, $3.6 million in net proceeds under the SCC Credit Facility (defined below) and $6.6 million from decreased inventories. Primary uses of cash were $6.4 million in settlement of the AFF Facility (defined below), $4.6 million for increased trade receivables, $4.9 million for accounts payable and accrued expense payments, $1.5 million in payments of long-term debt and $2.8 million for the acquisition of rental machines and other equipment.

      Upon emergence from Chapter 11 protection on December 14, 1993, Savin entered into an $18 million working capital facility (the "Foothill Facility") with Foothill. The Foothill Facility allows

                                                              FORM 10-Q

                         SAVIN CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Savin to borrow funds and obtain letter of credit support based on Savin's level of qualifying accounts receivable and inventory (the "Available Collateral"). The Foothill Facility supports two standby letters of credit (the "Security Pacific L/Cs") totaling $9.0 million, which were issued during early 1992 by Security Pacific National Bank (now part of Bank of America), in favor of Ricoh Corporation, Savin's primary supplier ("Ricoh"), to be used for product purchases by Savin from Ricoh. Without the security Pacific L/Cs and/or an alternate financing arrangement, Ricoh may not be willing to produce and deliver products to Savin. The Security Pacific L/Cs were extended in 1994 and expire on December 9, 1994. The Company has the ability and intent to extend the Security Pacific L/Cs or to make other arrangements to satisfy Ricoh's requirements, if necessary. The Foothill Facility also supports a standby letter of credit issued by Bank of America in October 1993 and expiring in November 1994 for $215 to be used as security for the rental of a facility.

      At July 2, 1994, the maximum, amount of available borrowings under the Foothill Facility based upon the Available Collateral was $14.8 million, of which $9.2 million was used to support the letters of credit. There were no outstanding cash advances and $26 of accrued fees outstanding at July 2, 1994. The Foothill Facility was amended on March 28, 1994 as of the Effective Date, with respect to certain covenants. At July 2, 1994, the Company was in compliance with the restrictive covenants contained in the Foothill Facility, as amended.

      During February 1994, SCC, a wholly-owned subsidiary not a party to the Chapter 11 Filings, entered into financing arrangements with Foothill (the "SCC Credit Facility"). Under the SCC Credit Facility, Foothill provides a secured line of credit to SCC up to a maximum of $7.0 million. Based on SCC's qualifying accounts receivable collateral at July 2, 1994 the maximum amount of available borrowings at that date was $6.0 million. At July 2, 1994, $3.6 million was outstanding under the SCC Credit Facility and SCC was in compliance with the covenants contained in the SCC Credit Facility.

      SCC entered into the SCC Credit Facility in order to repay a previous secured line of credit with had been obtained in 1989 from Atlantic Financial Federal (the "AFF Facility"). The AFF Facility had been administered by the Resolution Trust Corporation (the "RTC"), or its assignees, since December 1989, when Atlantic Financial Federal went into receivership. At January 1, 1994, $7.0 million of principal and $.9 million of accrued and unpaid interest

                                                              FORM 10-Q

                         SAVIN CORPORATION AND SUBSIDIARIES
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      was outstanding under the AFF Facility. In February 1994, the RTC agreed to accept, and SCC paid, $6.4 million in full satisfaction of all amounts owed to the RTC by SCC under the AFF Facility. Accordingly, SCC recorded an extraordinary gain, net of $.6 million in taxes, of $1.0 million in February 1994 on the extinguishment of the AFF Facility.

      The viability of the Company, and its ability to continue operations, is directly dependent upon generating working capital through raising cash from operations and continuing availability under the Foothill Facility. In addition, in an effort to improve its working capital position, the Company routinely adjusts the scheduled arrivals of, and payment for, products to match demand levels. The Company also has recognized $10.9 million in deferred tax assets, which, when realized, will provide future benefits to the Company's liquidity. Savin has no plans for material capital expenditures in 1994 but plans for $1.0 million in restructuring related expenditures, which were accrued for in 1993, for the remainder of 1994. In addition, the Company expects to pay approximately $1.8 million in professional fees, previously accrued, relating to the Company's reorganization under Chapter 11. These fees represent the final costs under the Chapter 11 Filings. The Company believes it will have adequate capital resources generated from operations and from the Foothill Facility and the SCC Credit Facility to meet its foreseeable capital requirements and to fund future operations.

                                                                FORM 10-Q

                       SAVIN CORPORATION AND SUBSIDIARIES
                          PART II - OTHER INFORMATION


      Item 6.  Exhibits and Reports on Form 8-K

      (b) No reports on Form 8-K were filed during the quarter for which this report was filed.

                                                                  FORM 10-Q


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



      August 16, 1994                       SAVIN CORPORATION



                                       By:  /s/ D. Thomas Abbott
                                            ------------------------------
                                             D. THOMAS ABBOTT
                                             Chairman of the Board
                                             (Principal Executive Officer)


                                       By:  /s/ Thomas L. Salierno, Jr.
                                            ------------------------------
                                             THOMAS L. SALIERNO, JR.
                                             Corporate Vice President,
                                             Controller and Treasurer
                                             (Principal Accounting Officer)