Form 10-Q
period 1994-10-01
SAVIN CORP
filed 1994-11-14
CIK 276894

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                        of the SECURITIES EXCHANGE ACT OF 1934
                         For the Quarter Ended October 1, 1994


                           Commission File No. 1-7786


                               SAVIN CORPORATION
             (Exact name of registrant as specified in its charter)


       DELAWARE                                             13-2949772
(State of Incorporation)                                 (I.R.S. Employer
                                                       Identification No.)
   333 LUDLOW STREET
     STAMFORD, CT                                             06904
  (Address of principal                                     (Zip Code)
   executive offices)

Registrant's telephone number, including area code:   (203) 967-5000
- - --------------------------------------------------------------------------------
(Former  name,  former  address and former  fiscal year,  if changed  since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months and (2) has been subject to such filing requirements for at least the past 90 days. Yes [x] No [ ]

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [x] No [ ]

     The number of shares  outstanding of registrant's  Common Stock,  par value
$.001 per share at November 9, 1994....................................3,841,626
                                         1

                                                                       FORM 10-Q

                         SAVIN CORPORATION AND SUBSIDIARIES
                               -----------------------
                                         INDEX

PART 1.   FINANCIAL INFORMATION                                                PAGE
          Consolidated Condensed Financial Statements:
            Consolidated Balance Sheets, October 1, 1994
             and January 1, 1994 ...........................................    3-4

          Consolidated Statements of Operations:
             Quarter ended October 1, 1994 and October 2, 1993 .............      5
             Nine Months ended October 1, 1994 and October 2, 1993 .........      6

          Consolidated Statements of Shareholders' Equity
            (Deficiency):
               Nine Months ended October 1, 1994 and October 2, 1993 ......       7

          Consolidated Statements of Cash Flows:
               Nine Months ended October 1, 1994 and October 2, 1993.......       8

          Notes to Consolidated Condensed Financial
             Statements ...................................................    9-13
          Management's Discussion and Analysis of Financial
           Condition and Results of Operations ............................   14-18


PART II.  OTHER INFORMATION

           Exhibits and Reports on Form 8-K.................................      19

SIGNATURES..................................................................      20

                                         2

                                                                       FORM 10-Q

                         PART I - FINANCIAL INFORMATION
              Item 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS:

                       SAVIN CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           (in thousands of dollars)


                                                                                   October 1,           January 1,
                ASSETS                                                               1994                 1994
                                                                                  -----------           ----------
                                                                                  (Unaudited)
Current assets:
     Cash                                                                             $ 3,516             $10,650
     Accounts receivable, trade (net of allowances of $4,928
       at October 1, 1994 and $5,692 at January 1, 1994)                               24,227              19,665
     Other receivables (net of allowances of $2,524 at
       October 1, 1994 and $2,930 at January 1, 1994)                                     783                 882
     Inventories (Note 2)                                                              15,985              22,383
     Other current assets                                                               4,364               3,542
     Deferred tax asset (Note 7)                                                        2,512               3,055
                                                                                    ---------            --------
                   Total current assets                                                51,387              60,177
                                                                                    ---------            --------
Property, plant and equipment (Note 3):
     Rental machines                                                                    5,333               3,693
       Less accumulated depreciation                                                   (1,939)               (504)
                                                                                    ---------            --------
                                                                                        3,394               3,189
                                                                                    ---------            --------
     Other                                                                              4,750               3,368
       Less accumulated depreciation                                                   (1,108)               (271)
                                                                                    ---------            --------
                                                                                        3,642               3,097
                                                                                    ---------            --------
                   Property, plant and equipment, net                                   7,036               6,286
                                                                                    ---------            --------
Deferred tax asset (Note 7)                                                             7,844               9,432
                                                                                    ---------            --------
Reorganization value in excess of amounts allocable to
     identifiable assets (Note 1)                                                       9,044               9,395
                                                                                    ---------            --------
Other assets                                                                               76                 230
                                                                                    ---------            --------
                   Total assets                                                       $75,387             $85,520
                                                                                      =======             =======

                 See notes to consolidated condensed financial statements.

                                                                       FORM 10-Q

                       SAVIN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS, Continued
               (in thousands of dollars, except per share amounts)


                                                                                   October 1,           January 1,
           LIABILITIES                                                               1994                 1994
                                                                                  -----------          -----------
                                                                                 (Unaudited)

Current liabilities:
     Short-term borrowings (Note 4)                                                $ 3,149                $ 7,039
     Long-term indebtedness, current portion                                         3,255                  3,023
     Accounts payable, trade                                                        13,100                 16,641
     Accrued expenses                                                               19,044                 23,111
     Deferred revenue                                                                5,555                  5,700
     Other current liabilities                                                         610                  1,237
                                                                                 ---------               --------

                      Total current liabilities                                     44,713                 56,751

     Long-term indebtedness                                                            298                  2,765

     Other non-current liabilities                                                   1,000                  1,000
                                                                                 ---------               --------
                      Total liabilities                                             46,011                 60,516
                                                                                 ---------               --------
Commitments and contingencies (Note 5)

SHAREHOLDERS' EQUITY

     New Common Stock, par value $.001 per share;
     authorized, 10,000,000 shares; issued 3,847,423
     shares (3,749,115 at January 1, 1994) (Note 6)                                $     4                $     4

Additional paid-in capital                                                          26,783                 26,256
Accumulated earnings (deficit)                                                       2,589                (1,256)
                                                                                 ---------               --------
     Total shareholders' equity                                                     29,376                 25,004
                                                                                 ---------               --------
                      Total liabilities and shareholders' equity                   $75,387                $85,520
                                                                                   =======                =======

             See notes to  consolidated  condensed  financial statements.

                                                                       FORM 10-Q

                      SAVIN CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
             (in thousands of dollars, except per share amounts)

                                                                                   Successor           Predecessor
                                                                                    Company              Company
                                                                                --------------        -------------
                                                                                 Quarter Ended        Quarter Ended
                                                                                October 1, 1994      October 2, 1993
                                                                                --------------        -------------
Revenues:
     Sales                                                                             $30,876              $31,997
     Service                                                                            11,005               12,576
     Rentals                                                                             4,149                5,239
     Finance income                                                                        330                  370
                                                                                    ----------           ----------
                                                                                        46,360               50,182
                                                                                      --------             --------
Operating costs and expenses:
     Cost of sales                                                                      22,188               24,544
     Cost of service                                                                     7,959                8,668
     Cost of rentals                                                                     1,887                2,789
     Selling and administrative                                                         12,439               12,315
     Reorganization items, net (Note 1)                                                     --                1,208
                                                                                    ----------            ---------
                                                                                        44,473               49,524
                                                                                      --------             --------
Income from operations before interest expense, other
     income and income taxes and extraordinary item                                      1,887                  658

Interest expense (1993 contractual interest of
     $2,468) (Note 1)                                                                      403                  591

Other income, net                                                                           93                   14
                                                                                   -----------          -----------

Income from operations before income taxes and
     extraordinary item                                                                  1,577                   81

Provision for income taxes (Note 7)                                                        631                    6
                                                                                    ----------         ------------

Income before extraordinary item                                                           946                   75
Extraordinary item, gain on extinguishment of debt (Note 4)                                 --                1,449
                                                                                  ------------            ---------

Net income                                                                           $     946             $  1,524
                                                                                     =========             ========

Income per New Common Share                                                         $      .25
                                                                                    ==========

Weighted average common shares outstanding used
     in computing net income per share                                               3,834,248
                                                                                     =========

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

                                                                      FORM 10-Q
                        SAVIN CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                (in thousands of dollars, except per share amounts)

                                                                                    Successor          Predecessor
                                                                                     Company             Company
                                                                                   ----------          -----------
                                                                                   Nine Months         Nine Months
                                                                                      Ended              Ended
                                                                                October 1, 1994      October 2, 1993
                                                                                ----------------     ----------------
Revenues:
     Sales                                                                          $  93,479             $  94,526
     Service                                                                           35,976                40,584
     Rentals                                                                           12,552                17,537
     Finance income                                                                     1,043                 1,013
                                                                                   ----------           -----------
                                                                                      143,050               153,660
                                                                                   ----------           -----------
Operating costs and expenses:
     Cost of sales                                                                     68,575                69,328
     Cost of service                                                                   25,411                26,971
     Cost of rentals                                                                    5,754                10,246
     Selling and administrative                                                        37,279                37,030
     Reorganization items, net (Note 1)                                                    --                 3,116
                                                                                  -----------           -----------
                                                                                      137,019               146,691
                                                                                   ----------           -----------

Income from operations before interest expense, other
     income, income taxes and extraordinary item                                        6,031                 6,969

Interest expense (1993 contractual interest of
     $7,747) (Note 1)                                                                   1,169                 1,872

Other income, net:
     Gain on sale of assets                                                                --                   451
     Other income (expense), net                                                          (55)                   76
                                                                                   ----------           -----------

Income from operations before income taxes and
     extraordinary item                                                                 4,807                 5,624

Provision for income taxes (Note 7)                                                     1,923                    68
                                                                                  -----------         -------------

Income before extraordinary item                                                        2,884                 5,556

Extraordinary item:
     Gain on the extinguishment of debt, net of
       taxes (Note 4)                                                                     961                 1,449
                                                                                 ------------           -----------
Net income                                                                         $    3,845            $    7,005
                                                                                   ==========            ==========
Income per New Common Share:
     Income before extraordinary item                                            $        .76
     Extraordinary item                                                                   .25
                                                                                   ----------
           Income per New Common Share                                            $      1.01
                                                                                   ==========

Weighted average common shares outstanding used
     in computing net income per share                                              3,797,664
                                                                                   ==========


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

                                                                       FORM 10-Q

                               SAVIN CORPORATION
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                                  (Unaudited)
                           (in thousands of dollars)



                                                             Additional Paid-In    Accumulated
                                             Par Value            Capital            Earnings     Treasury Stock      Total Equity
                                      ------------------       ----------------                 -------------------
                                      Preferred   Common     Preferred    Common    (Deficit)   Preferred     Common  (Deficiency)
                                      ---------  ---------   ---------   --------  -----------  ---------     ------   ------------

Predecessor Company:
Nine months  ended  October 2, 1993:
   Balance at December 31, 1992       $   --    $        3  $    5,152 $  202,544 $ (413,364) $     (458) $   (9,009) $ (215,132)
   Preferred Stock dividends in
      arrears                                                                         (3,828)                             (3,828)
   Issuance of Common Stock:
      Conversion of Preferred Stock                                           759                                            759
   Net income                                                                          7,005                               7,005
                                     ----------  ----------  ---------- ---------- ----------  ----------  ----------  ----------
   Balance at October 2, 1993         $   --    $        3  $    5,152 $  203,303 $ (410,187) $     (458) $   (9,009) $ (211,196)
                                     ==========  ==========  ========== ========== ==========  ==========  ==========  ==========
- - -----------------------------------------------------------------------------------------------------------------------------------
Successor Company:
Nine months ended October 1, 1994:
   Balance at January 1, 1994         $   --    $        4  $     --   $   26,256 $   (1,256) $     --    $      --   $   25,004
   Issuance of Common Stock:
      Claims Settlement                                                       527                                            527
   Net income                                                                          3,845                               3,845
                                     ----------  ----------  ---------- ---------- ----------  ----------  ----------  ----------
  Balance at  October 1, 1994        $       -- $        4  $     --   $   26,783 $    2,589  $    --     $     --    $   29,376
                                     ==========  ==========  ========== ========== ==========  ==========  ==========  ==========

                 See notes to consolidated condensed financial statements.

                                                                   FORM 10-Q



                        SAVIN CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Increase (Decrease) in Cash
                                     (Unaudited)
                             (In thousands of dollars)

                                                                                      Successor          Predecessor
                                                                                       Company             Company
                                                                                      -----------        -----------
                                                                                      Nine Months         Nine Months
                                                                                        Ended               Ended
                                                                                      -----------        -----------
                                                                                   October 1, 1994     October 2, 1993
                                                                                      -----------        -----------


Cash flows from operating activities:
     Net income                                                                       $ 3,845              $ 7,005
     Adjustments to reconcile net income to net cash
       from operating activities:
         Depreciation and amortization                                                  3,994                6,212
         Extraordinary gain on the forgiveness of debt                                   (961)              (1,449)
         Utilization of deferred tax asset                                              2,131                   --
         Other non-cash items                                                           1,001                3,344
     Change in working capital:
       Increase in trade receivables                                                   (7,174)                (572)
       Decrease in SCC financing receivables                                            1,637                1,787
       Decrease in inventories                                                          5,524                2,527
       Decrease in accounts payable and accrued expenses                               (5,350)              (2,587)
       Increase in other working capital                                               (1,872)              (1,895)
                                                                                   ----------             --------
               Net cash provided by operating activities
                 before reorganization items                                            2,775               14,372
     Reorganization items                                                                  --               (1,233)
                                                                                   ----------             --------
               Net cash provided by operating activities                                2,775               13,139
                                                                                   ----------             --------

Cash flows used in investing activities:
     Net acquisition of rental machines                                                (2,909)                (225)
     Other investing activities (acquisition of other PP&E)                            (1,609)              (1,523)
                                                                                     --------             --------
               Net cash used in investing activities                                   (4,518)              (1,748)
                                                                                     --------             --------

Cash flows used in financing activities:
     Net proceeds (payments) under Foothill line of credit                              3,118                   (6)
     Payments of short-term debt                                                       (6,350)                  --
     Payments of long-term debt                                                        (2,159)              (5,983)
                                                                                   ----------             --------
               Net cash used in financing activities                                   (5,391)              (5,989)
                                                                                     --------             --------

Net change in cash                                                                     (7,134)               5,402

Cash, beginning of period                                                              10,650               11,130
                                                                                     --------             --------
Cash, end of period                                                                  $  3,516              $16,532
                                                                                     ========              =======

Supplmental  disclosures of cash flow information:
  Cash paid during the period for:
       Interest                                                                     $     105            $     314
       Income taxes                                                                        --                    5

     Issuance of common stock                                                             527                   --

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

       Under the Plan, as of the Effective Date, all shares of existing common stock and preferred stock, and all common stock options of the
       Predecessor Company (defined below) were canceled. In addition, approximately $93.7 million of prepetition debt and other obligations were extinguished in exchange for the issuance of new common stock, par value $.001 per share (the "New Common Stock") to the holders of such debt and obligations. As a result of such issuance, approximately 80 percent of the voting stock of the Successor Company (defined below) is held by a group made up of the Company's former major creditors, which include the Company's former bondholders; Credit Lyonnais Bank Nederland N.V.; HCS Technology N.V., the Company's former majority shareholder; ING Lease Structured Finance B.V., an affiliate of ING Bank N.V.; and King Holding Corporation. The Plan also provided for cash payments of approximately $8.9 million for certain secured and other obligations of the Company. As of October 1, 1994, approximately $3.6 million of such payments are outstanding and payable in installments through 1996.

       The accompanying consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles and in conformity with fresh start reporting under Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code", issued in November 1990 by the American Institute of Certified Public Accountants ("SOP 90-7"). For financial reporting purposes the accompanying consolidated condensed financial statements are presented as if the Plan became effective at November 28, 1993 which was in conformity with the Company's fiscal month-end, and financial statements for periods subsequent to November 27, 1993 have been designated "Successor Company". Financial statements for the periods prior to November 28, 1993 have been designated "Predecessor Company".

       Under fresh start reporting, the final consolidated balance sheet of the Predecessor Company as of November 27, 1993 became the opening consolidated balance sheet of the Successor Company and the reorganization value of the Company has been allocated to the Successor Company's assets on the basis of the purchase method of accounting. The portion of reorganization value not attributable to specific tangible or identifiable intangible assets of the Successor Company has been reflected as "Reorganization value in excess of amounts allocable to identifiable assets" in the accompanying consolidated balance sheets and is being amortized on a straight-line basis over a 20

                                                                       FORM 10-Q

                         SAVIN CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
        (in thousands of dollars, except where noted and per share amounts)


       year period. Since fresh start reporting has been reflected in the accompanying consolidated financial statements for the period after November 27, 1993, such statements are not comparable in all material respects to any prior financial statements of the Predecessor Company. Accordingly, a vertical black line is shown to separate post-emergence operations from those prior to November 28, 1993.

       In accordance with SOP 90-7, the Company recorded charges for its Chapter 11 reorganization aggregating $1.2 million and $3.1 million for the third quarter and first nine months of 1993, respectively. These charges included professional fees incurred during 1993 offset in part by interest income earned on the Company's cash balances. Also in accordance with SOP 90-7, after the Filing Date, the Company ceased accruing interest on prepetition unsecured and undersecured indebtedness.

       The accompanying consolidated condensed financial statements include all normal and recurring adjustments necessary to present fairly the financial position of the Company at October 1, 1994 and the results of operations for the three and nine months ended October 1, 1994 and October 2, 1993 and cash flows for the nine months ended October 1, 1994 and October 2, 1993.

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

2.     Inventories consist of the following:

                                                                      October 1,        January 1,
                                                                        1994              1994
                                                                      ----------        -----------
                 Office machines and accessories                       $ 8,324           $11,816
                 Parts, paper and supplies                               7,661            10,567
                                                                      --------          --------
                                                                       $15,985           $22,383
                                                                       =======           =======

       Inventories at October 1, 1994 and January 1, 1994 are stated at fair value, generally determined to be replacement cost, to the extent that such inventory existed at November 27, 1993, or at the lower of cost or market, cost being determined by the average cost method, to the extent such inventory was purchased subsequent to November 27, 1993.

                                                                       FORM 10-Q

                         SAVIN CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
        (in thousands of dollars, except where noted and per share amounts)

3.     Other property, plant and equipment consists of the following:


                                                            October 1, 1994                   January 1, 1994
                                                      -------------------------         -------------------------
                                                     Adjusted       Accumulated         Adjusted       Accumulated
                                                       Cost         Depreciation          Cost        Depreciation
                                                     --------       ------------         --------     ------------
          Rental Machines                             $5,333          $(1,939)           $3,693          $(504)
                                                      ======          =======            ======          =====

          Machinery and equipment                   $     49        $     (21)         $     42        $    --
          Furniture and leasehold
              improvements                             4,701           (1,087)            3,326           (271)
                                                     -------         --------           -------         ------
                                                      $4,750          $(1,108)           $3,368          $(271)
                                                      ======          =======            ======          =====

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

       At October 1, 1994, the maximum amount of available borrowings under the Foothill Facility based upon the Available Collateral was $16.9 million, of which $9.2 million was used to support the letters of credit. There were cash advances of $1.3 million and $22 of accrued fees outstanding at October 1, 1994. The interest rate per annum on the Foothill Facility is equal to the prime rate plus 2% (9.75% at October 1, 1994). The Foothill Facility was amended on March 28, 1994 as of the Effective Date, with respect to certain covenants. At October 1, 1994, the Company was in compliance with the restrictive covenants contained in the Foothill Facility, as amended.

                                                                       FORM 10-Q

                         SAVIN CORPORATION AND SUBSIDIARIES
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
        (in thousands of dollars, except where noted and per share amounts)

       During February 1994, SCC, a wholly-owned subsidiary not a party to the Chapter 11 Filings, entered into financing arrangements with Foothill (the "SCC Credit Facility"). Under the SCC Credit Facility, Foothill provides a secured line of credit to SCC up to a maximum of $7.0 million. Based on SCC's qualifying accounts receivable collateral at October 1, 1994 the maximum amount of available borrowings at that date was $5.0 million. The interest rate on the SCC Credit Facility is equal to the prime rate plus 2% (9.75% at October 1, 1994). SCC routinely draws and repays funds under the SCC Credit Facility in accordance with SCC's capital requirements. At October 1, 1994, $1.8 million was outstanding under the SCC Credit Facility and SCC was in compliance with the covenants contained in the SCC Credit Facility.

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

       In addition to the 3.8 million shares of New Common Stock issued pursuant to the Plan, the Company estimates that up to approximately 200,000 additional shares of New Common Stock will be issued to satisfy prepetition disputed claims which will be resolved in the Bankruptcy Court.

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

       At November 27, 1993, as part of fresh start reporting, the Company decreased the valuation allowance by $12.5 million, based on taxable income projections over the next three years and an analysis of current and prior tax years without the impact of bankruptcy related charges and other nonrecurring items. The Company utilized $.6 million and $2.1 million of its deferred tax asset during the three and nine months ended October 1, 1994, respectively, to reduce taxes otherwise payable.

       The provision for income taxes for the three and nine month periods ended October 1, 1994 consists of current tax expense of $.5 million and $1.6 million, respectively for federal income taxes and $.1 million and $.3 million, respectively for state income taxes. The 1993 tax provision for the comparable period consisted of current tax expense of $50 for federal alternative minimum taxes and $12 for state income taxes.

8. On October 24, 1994 the Company announced that it had signed an agreement in principle to be acquired by Ricoh Corporation for a purchase price of $42 million, subject to adjustment in certain circumstances. The transaction is subject to negotiation and execution of a definitive agreement, obtaining of approval by Savin shareholders and the satisfactory performance of other customary conditions. The successful completion of such transaction could trigger events which would effectively eliminate the majority of the Company's net deferred tax benefits.

9. On or about October 28, 1994, Savin Corporation ("Savin") was served with a Summons and Complaint by W. Phillip Sullins and Savin Coastal Valley, Inc. ("SCV") in an action in the Superior Court in the State of California in which plaintiffs seek compensatory damages in an amount in excess of $3 million, other unspecified damages and other relief for alleged breaches of a Dealership Agreement and related claims. Savin owns 49% of SCV and, according to Savin's records, SCV and Mr. Sullins are indebted to Savin in the amount of approximately $750 pursuant to the Dealership Agreement and certain promissory notes and guarantees. Savin believes the suit is without merit and intends to pursue its claims against SCV and Mr. Sullins and to defend vigorously against the claims asserted against Savin. "The Company is not now in a position to give an opinion as to the ultimate outcome of the lawsuit or the effect of such outcome on the Company's financial position."

                                                                       FORM 10-Q

                       SAVIN CORPORATION AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT EVENTS

On October 24, 1994 the Company announced that it had signed an agreement in principle to be acquired by Ricoh Corporation for a purchase price of $42 million, subject to adjustment in certain circumstances. The transaction is subject to negotiation and execution of a definitive agreement, obtaining approval of Savin shareholders and the satisfactory performance of other customary conditions. The completion of such transaction could impact the financial position and liquidity of the Company.

REORGANIZATION

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

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, and where applicable, in conformity with fresh start reporting under Statement of Position 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code," issued in November 1990, by the American Institute of Certified Public Accountants ("SOP 90-7"). To facilitate a meaningful comparison of the Company's 1993 and 1994 third quarter and first nine months of operating performance, the following discussions of results of operations are presented on a traditional comparative basis for both fiscal periods. The financial statements for the two periods are not, however, comparable in all material respects due to the implementation of fresh start reporting.

RESULTS OF OPERATIONS

The Company reported net income of $946,000 and $3.8 million for the third quarter and first nine months of 1994, respectively, compared to net income of $1.5 million and $7.0 million for the third quarter and first nine months of 1993, respectively. Included in income for the first nine months of 1994 is a nonrecurring extraordinary gain, net of income taxes, of $1 million from the extinguishment of debt. The 1993 periods include Chapter 11-related reorganization related expenses of $1.2 million for the third quarter and $3.1 million for the nine month period.

                                                                       FORM 10-Q

                       SAVIN CORPORATION AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REVENUES

Revenues for the third quarter and nine months ended October 1, 1994 were $46.4 million and $143.0 million, respectively, compared to $50.2 million and $153.7 million for the comparable periods in 1993. The decline in revenues for both periods occurred primarily in rental and service in the Company's direct sales operations, and to a lesser extent in equipment sales. Revenues from the sale of copier and facsimile equipment decreased by $1.5 million, or 7%, during the third quarter, and by $.6 million, or 1%, for the nine month period, compared to the respective 1993 periods. The decline during the third quarter was primarily due to lower equipment sales to dealers, partially offset by stronger sales of new equipment to direct customers. For the nine month period, lower sales of equipment to direct customers were offset by higher equipment sales to dealers. The Company has recently shifted its direct customer marketing focus to increasing sales of new equipment. Revenue from supply sales increased $.2 million, or 2%, for the third quarter of 1994 compared to 1993, but decreased $.5 million, or 2%, for the first nine months of 1994 compared to 1993. During both the quarter and nine month periods in 1994, supply sales to dealers have been higher compared to 1993 levels. Offsetting these increases, however, have been lower supply sales to direct customers. The supply sales decline to direct customers is largely attributable to the Company's shrinking installed base of copiers, and will continue until the Company is able to stem the decline in the installed base. Supply sales have also been negatively impacted by the growth of low cost alternative toner distributors.

Service revenue decreased $1.6 million, or 13%, and $4.6 million, or 11%, for the third quarter and nine month periods in 1994, respectively, compared to the same periods in 1993. The decline in both periods occurred primarily in the sale of maintenance agreements to direct customers, and in parts sales to dealers. The reduction in maintenance agreement sales is also symptomatic of the declining installed base.

Rental revenue decreased $1.1 million, or 21%, and $5.0 million, or 28%, for the third quarter and nine month periods, respectively, in 1994 compared to 1993. The Company has not been actively placing new rental copiers, except to meet certain contractual requirements, since 1991. This decline in new rental placements has resulted in a steadily dwindling base of active rental copiers, and should continue in the near term.

OPERATING COSTS AND EXPENSES

Gross profits for the third quarter and first nine months of 1994 were $14.3 million and $43.3 million, respectively, compared to $14.2 million and $47.1 million, respectively, for the same periods in 1993. Gross margin percentages increased slightly for the third quarter 1994 compared to 1993, and declined slightly for the comparable nine month periods.

Gross profits from the sales of copier and facsimile equipment increased by $1.0 million, or 23%, for the third quarter 1994 compared to 1993, and increased $.8 million, or 5%, for the nine month period in

                                                                       FORM 10-Q

                       SAVIN CORPORATION AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


1994 compared to 1993. The increase in both periods was due mainly to higher gross margins from equipment sales to dealers, the result of favorable product mixes and price increases more than offsetting an increase in yen-denominated product costs compared to 1993. Gross margins on equipment sales will come under downward pressure, however, during the remainder of 1994 absent any significant strengthening of the U.S. dollar relative to the Japanese yen.Gross profits from the sale of supplies increased for the third quarter of 1994 by $.2 million, or 3%, and decreased for the first nine months of 1994 by $1.1 million, or 7%, compared to the respective periods in 1993. The increase for the third quarter was due to higher volume and higher gross margins on supply sales to dealers, offset by lower volume of supply sales to direct customers. The decline in gross profits from supply sales for the nine month period in 1994 resulted from both lower sales volume to direct customers and a less profitable product mix compared to 1993.

Service gross profits for the third quarter and first nine months of 1994 declined $.9 million, or 22%, and $3.0 million, also 22%, respectively, compared to 1993. The decrease for both periods is primarily due to lower maintenance agreement revenues in 1994 from direct customers, which has not been fully offset by service overhead cost reductions.

Rental gross profits decreased by $.2 million and $.5 million for the third quarter and first nine months of 1994, respectively, compared to the same periods in 1993. The decline in rental revenue for the two periods was largely offset by lower depreciation and commission expense in 1994, as the Company's base of active rentals continues to decline.

Selling and administrative expense increased $.2 million and $.6 million for the third quarter and first nine months of 1994, respectively, compared to 1993. Depreciation and amortization expense increased by $.2 million and $.6 million for the third quarter and nine month periods, respectively, mainly due to Chapter 11-related fair value adjustments. Bad debt expense increased $.1 million and $.6 million for the third quarter and nine month periods, respectively, due to higher accrual rates in 1994. Professional fee expense increased by $.1 million and $.3 million for the third quarter and first nine months of 1994, respectively. Offsetting these increases for the third quarter and first nine months of 1994 are lower salary expense ($.1 million and $.5 million, respectively) and lower business tax expense ($.1 million and $.2 million, respectively).

INTEREST EXPENSE

Interest expense for the third quarter and first nine months of 1994 decreased $.2 million and $.7 million, respectively, compared to the same periods in 1993. The decrease was mainly due to lower Foothill Capital Corporation ("Foothill") fees and the repayment of a financing agreement by the Company in December 1993.

                                                                       FORM 10-Q

                       SAVIN CORPORATION AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OTHER INCOME

Other income for the third quarter and first nine months of 1993 includes a gain of $.5 million on the sale of an idle warehouse facility.

REORGANIZATION ITEMS

The Company recorded charges of $1.2 million and $3.1 million for the third quarter and first nine months of 1993, respectively. These charges include professional fees incurred during the respective periods offset in part by interest income earned on the Company's cash balances.

EXTRAORDINARY ITEM

During the first nine months of 1994, SCC recorded an extraordinary item from a gain on the forgiveness of debt of $1.0 million, net of taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company reported a $7.5 million decrease in cash for the first nine months of 1994, compared to an increase in cash of $5.4 million for the same period in 1993. Sources of cash were $10.0 million from operations adjusted for noncash activities, $3.1 million in net proceeds under the SCC Credit Facility and Foothill Facility (defined below) and $5.5 million from decreased inventories. Primary uses of cash were $6.4 million in settlement of the AFF Facility (defined below), $5.6 million for increased trade receivables, $5.4 million for accounts payable and accrued expense payments, $2.2 million in payments of long-term debt and $4.5 million for the acquisition of rental machines and other equipment.

Upon emergence from Chapter 11 protection on December 14, 1993, Savin entered into an $18 million working capital facility (the "Foothill Facility") with Foothill. The Foothill Facility allows Savin to borrow funds and obtain letter of credit support based on Savin's level of qualifying accounts receivable and inventory (the "Available Collateral"). The Foothill Facility supports two standby letters of credit (the "Security Pacific L/Cs") totaling $9.0 million, which were issued during early 1992 by Security Pacific National Bank (now part of Bank of America), in favor of Ricoh Corporation, Savin's primary supplier ("Ricoh"), to be used for product purchases by Savin from Ricoh. Without the Security Pacific L/Cs and/or an alternate financing arrangement, Ricoh may not be willing to produce and deliver products to Savin. The Security Pacific L/Cs were extended in 1994 and expire on December 9, 1994. The Company has the ability and intent to extend the Security Pacific L/Cs or to make other arrangements to satisfy Ricoh's requirements, if necessary. The Foothill Facility also supports a standby letter of credit issued by Bank of America in October 1993 and expiring in November 1994 for $215,000 to be used as security for the rental of a facility.

                                                                       FORM 10-Q

                       SAVIN CORPORATION AND SUBSIDIARIES
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At October 1, 1994, the maximum amount of available borrowings under the Foothill Facility based upon the Available Collateral was $16.9 million, of which $9.2 million was used to support the letters of credit. There were cash advances of $1.3 million and $22 of accrued fees outstanding at October 1, 1994. The Foothill Facility was amended on March 28, 1994 as of the Effective Date, with respect to certain covenants. At October 1, 1994, the Company was in compliance with the restrictive covenants contained in the Foothill Facility, as amended.

During February 1994, SCC, a wholly-owned subsidiary not a party to the Chapter 11 Filings, entered into financing arrangements with Foothill (the "SCC Credit Facility"). Under the SCC Credit Facility, Foothill provides a secured line of credit to SCC up to a maximum of $7.0 million. Based on SCC's qualifying accounts receivable collateral at October 1, 1994 the maximum amount of available borrowings at that date was $5.0 million. SCC routinely draws and repays funds under the SCC Credit Facility in accordance with SCC's capital requirements. At October 1, 1994, $1.8 million was outstanding under the SCC Credit Facility and SCC was in compliance with the covenants contained in the SCC Credit Facility.

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

The viability of the Company, and its ability to continue operations, is directly dependent upon generating working capital through operations and continuing credit availability under the Foothill Facility. In addition, in an effort to improve its working capital position, the Company routinely adjusts the scheduled arrivals of, and payment for, products to match demand levels. The Company also has recognized $10.4 million in deferred tax assets, which, when realized, will provide future benefits to the Company's liquidity. The Company believes it will have adequate capital resources generated from operations and from the Foothill Facility and the SCC Credit Facility to meet its foreseeable capital requirements and to fund future operations.

                                                                       FORM 10-Q

                         SAVIN CORPORATION AND SUBSIDIARIES
                             PART II - OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K

(a)   Exhibit 27--Financial Data Schedule.

(b) The Company filed a Current Report on Form 8-K on July 5, 1994 reporting the resignation of Brian L. Merriman, the President of Savin Corporation.

                                                                       FORM 10-Q

                                     SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


      November 11, 1994                         SAVIN CORPORATION



                                          By:       /s/ D. Thomas Abbott
                                              ................................
                                                      D. THOMAS ABBOTT
                                                   Chairman of the Board
                                               (Principal Executive Officer)



                                          By:   /s/  Thomas L. Salierno, Jr.
                                             ................................
                                                   THOMAS L. SALIERNO, JR.
                                           Corporate Vice President, Controller
                                                        and Treasurer
                                               (Principal Accounting Officer)